Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-C13
filed 2014-03-31
CIK 1579306

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-165147-09

      J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-C13 (exact name of issuing entity as specified in its charter)

      J.P. Morgan Chase Commercial Mortgage Securities Corp.
      (exact name of the depositor as specified in its charter)

      JPMorgan Chase Bank, National Association
      General Electric Capital Corporation
      Redwood Commercial Mortgage Corporation
      (exact names of the sponsors as specified in their charters)



  New York                                38-3913683
  (State or other jurisdiction of         38-3913684
  incorporation or organization)          38-7103161
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (212) 272-6858




  Securities registered pursuant to Section 12(b) of the Act:

    None.



  Securities registered pursuant to Section 12(g) of the Act:

    None.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.



  EXPLANATORY NOTE

  The IDS Center Mortgage Loan, which constituted approximately 9.6% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the IDS Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The 589 Fifth Avenue Mortgage Loan, which constituted approximately 9.1% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 589 Fifth Avenue Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These two loan combinations, including, respectively, the IDS Center Mortgage Loan and the 589 Fifth Avenue Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Americold Cold Storage Portfolio Mortgage Loan, which constituted approximately 11.4% of the asset pool of the issuing entity as of its cut-off date. The Americold Cold Storage Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Americold Cold Storage Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of this loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2013-C12 transaction, Commission File Number 333-165147-08 (the "JPMBB 2013-C12 Transaction"). This loan combination, including the Americold Cold Storage Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the SanTan
  Village Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date. The SanTan Village Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the SanTan Village Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the SanTan Village Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the SanTan Village loan combination in the JPMBB Commercial Mortgage Securities Trust 2013-C14 transaction, Commission File Number 333-165147-10 (the "JPMBB 2013-C14 Transaction"). After the closing of the JPMBB 2013-C14 Transaction on August 19, 2013, this loan combination, including the SanTan Village Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2013-C14 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

  Berkadia Commercial Mortgage LLC ("Berkadia") acted as special servicer under the Pooling and Servicing Agreement prior to September 6, 2013, the date on which it assigned its rights and duties as special servicer under the Pooling and Servicing Agreement to KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.) ("KeyBank").
  Attached hereto under Item 15 are an assessment of compliance with applicable servicing criteria, an accountant's attestation report on assessment of compliance with applicable servicing criteria and an annual compliance statement for the reporting period July 17, 2013 through September 5, 2013 of Berkadia.

  KeyBank acted as sub-special servicer under the Pooling and Servicing Agreement from August 1, 2013 to and including September 5, 2013. Attached hereto under Item 15 are an assessment of compliance with applicable servicing criteria, an accountant's attestation report on assessment of compliance with applicable servicing criteria and an annual compliance statement for the period from August 1, 2013 to and including September 5, 2013 for KeyBank in the capacity of sub-special servicer. KeyBank assumed the obligations of Berkadia Commercial Mortgage LLC as special servicer under the Pooling and Servicing Agreement as of September 6, 2013. Attached hereto under Item 15 are an assessment of compliance with applicable servicing criteria, an accountant's attestation report on assessment of compliance with applicable servicing criteria and an annual compliance statement for the reporting period including September 6, 2013 through December 31, 2013 for KeyBank in the capacity of special servicer.

  Midland Loan Services, a Division of PNC Bank, National Association ("Midland") is the master servicer for the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer for the Americold Cold Storage Portfolio Mortgage Loan and the SanTan Village Mortgage Loan and the special servicer on and after August 19, 2013 for the SanTan Village Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the
  Exhibit Index.

  Wells Fargo Bank, National Association ("Wells Fargo Bank") is the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement and the certificate administrator for the Americold Cold Storage Portfolio Mortgage Loan and the SanTan Village Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank, in the capacities described above, is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in these capacities are listed in the Exhibit Index.



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Americold Cold Storage Portfolio Mortgage Loan (loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on July 11, 2013) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the Prospectus Supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $33,640,382.00 for the twelve-month period ended December 31, 2013.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on July 11, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Americold Cold Storage Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C12 Transaction, are attached as Exhibits 33.12, 33.15, 33.22, 33.28, 33.33, 34.12, 34.15, 34.22, 34.28 and 34.33 to this Annual
Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the SanTan Village Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C14 Transaction, are attached as Exhibits 33.18, 33.19, 33.24, 33.31, 33.36, 34.18, 34.19, 34.24, 34.31 and 34.36 to this Annual Report on Form
10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in
Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this Form 10-K as Exhibit 33.5. The material instances of noncompliance disclosed in the 2013 KeyBank Assessment are as follows:

1) KeyBank National Association ("KeyBank") has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c)applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

i) 1122(d)(4)(i) Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

ii) 1122(d)(4)(x)(c)-Regarding any funds held in trust for an obligor (such as escrow accounts): such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

i) 1122(d)(4)(i)- Regarding UCC filings, it was discovered, upon transfer of the servicing to KeyBank from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and KeyBank determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to KeyBank during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

ii) 1122(d)(4)(x)(c)- Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

      (1) Not applicable.

      (2) Not applicable.

      (3) See below.

          (4.1) Pooling and Servicing Agreement, dated as of July 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Berkadia Commercial Mortgage Securities LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on July 17, 2013 and incorporated by reference herein)

          (4.2) Pooling and Servicing Agreement, dated as of June 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on June 25, 2013 in connection with the JPMBB 2013-C12 Transaction and incorporated by reference herein)

          (4.3) Pooling and Servicing Agreement, dated as of August 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit
          4.1 to the registrant's Current Report on Form 8-K, filed on August 19, 2013 in connection with the JPMBB 2013-C14 Transaction and incorporated by reference herein)

          (31) Rule 13a-14(d)/15d-14(d) Certification.

          (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



          33.1 Berkadia Commercial Mortgage LLC, as Special Servicer prior to September 6, 2013
          33.2 Berkadia Commercial Mortgage LLC, as Special Servicer for the SanTan Village
          Mortgage Loan prior to August 19, 2013 (see Exhibit 33.1)
          33.3 Berkadia Commercial Mortgage LLC, as Special Servicer for the 589 Fifth Avenue
          Mortgage Loan prior to September 6, 2013 (see Exhibit 33.1)
          33.4 Berkadia Commercial Mortgage LLC, as Special Servicer for the IDS Center Mortgage
          Loan prior to September 6, 2013 (see Exhibit 33.1)
          33.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Special Servicer on and after September 6, 2013
          33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer from August 1, 2013 to and including September 5, 2013
          (see Exhibit 33.5)
          33.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer for the 589 Fifth Avenue Mortgage Loan from August 1,
          2013 to and including September 5, 2013 (see Exhibit 33.5)
          33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer for the IDS Center Mortgage Loan from August 1, 2013 to and including September 5, 2013 (see Exhibit 33.5)
          33.9 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Special Servicer for the IDS Center Mortgage Loan on and after September 6,
          2013 (see Exhibit 33.5)
          33.10 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Special Servicer for the 589 Fifth Avenue Mortgage Loan on and after September
          6, 2013 (see Exhibit 33.5)
          33.11 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer for the SanTan Village Mortgage Loan from August 1, 2013 to and including August 18, 2013 (see Exhibit 33.5)
          33.12 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio
          Mortgage Loan
          33.13 Midland Loan Services, A Division of PNC Bank, National Association, as Master
          Servicer
          33.14 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the 589 Fifth Avenue Mortgage Loan (see Exhibit 33.13)
          33.15 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.13)
          33.16 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the IDS Center Mortgage Loan (see Exhibit 33.13)
          33.17 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 33.13)
          33.18 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
          33.13)
          33.19 Midland Loan Services, A Division of PNC Bank, National Association, as Special
          Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
          33.13)
          33.20 Pentalpha Surveillance, LLC, as Senior Trust Advisor
          33.21 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the 589 Fifth Avenue
          Mortgage Loan (see Exhibit 33.20)
          33.22 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Americold Cold
          Storage Portfolio Mortgage Loan (see Exhibit 33.20)
          33.23 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the IDS Center Mortgage
          Loan (see Exhibit 33.20)
          33.24 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the SanTan Village
          Mortgage Loan on and after August 19, 2013 (see Exhibit 33.20)
          33.25 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          33.26 Wells Fargo Bank, National Association, as Custodian
          33.27 Wells Fargo Bank, National Association, as Custodian for the 589 Fifth Avenue
          Mortgage Loan (see Exhibit 33.26)
          33.28 Wells Fargo Bank, National Association, as Custodian for the Americold Cold
          Storage Portfolio Mortgage Loan (see Exhibit 33.26)
          33.29 Wells Fargo Bank, National Association, as Custodian for the IDS Center Mortgage
          Loan (see Exhibit 33.26)
          33.30 Wells Fargo Bank, National Association, as Custodian for the SanTan Village
          Mortgage Loan prior to August 19, 2013 (see Exhibit 33.26)
          33.31 Wells Fargo Bank, National Association, as Custodian for the SanTan Village
          Mortgage Loan on and after August 19, 2013 (see Exhibit 33.26)
          33.32 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the 589 Fifth Avenue Mortgage Loan (see Exhibit 33.25)
          33.33 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the Americold Cold Storage Portfolio Mortgage Loan (see exhibit 33.25)
          33.34 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the IDS Center Mortgage Loan (see Exhibit 33.25)
          33.35 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 33.25)
          33.36 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit 33.25)



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 Berkadia Commercial Mortgage LLC, as Special Servicer prior to September 6, 2013
          34.2 Berkadia Commercial Mortgage LLC, as Special Servicer for the SanTan Village
          Mortgage Loan prior to August 19, 2013 (see Exhibit 34.1)
          34.3 Berkadia Commercial Mortgage LLC, as Special Servicer for the 589 Fifth Avenue
          Mortgage Loan prior to September 6, 2013 (see Exhibit 34.1)
          34.4 Berkadia Commercial Mortgage LLC, as Special Servicer for the IDS Center Mortgage
          Loan prior to September 6, 2013 (see Exhibit 34.1)
          34.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Special Servicer on and after September 6, 2013
          34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer from August 1, 2013 to and including September 5, 2013
          (see Exhibit 34.5)
          34.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer for the 589 Fifth Avenue Mortgage Loan from August 1,
          2013 to and including September 5, 2013 (see Exhibit 34.5)
          34.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer for the IDS Center Mortgage Loan from August 1, 2013 to and including September 5, 2013 (see Exhibit 34.5)
          34.9 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Special Servicer for the IDS Center Mortgage Loan on and after September 6,
          2013 (see Exhibit 34.5)
          34.10 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
           Inc.), as Special Servicer for the 589 Fifth Avenue Mortgage Loan on and after
          September 6, 2013 (see Exhibit 34.5)
          34.11 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
           Inc.), as Sub-Special Servicer for the SanTan Village Mortgage Loan from August 1,
          2013 to and including August 18, 2013 (see Exhibit 34.5)
          34.12 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio
          Mortgage Loan
          34.13 Midland Loan Services, A Division of PNC Bank, National Association, as Master
          Servicer
          34.14 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the 589 Fifth Avenue Mortgage Loan (see Exhibit 34.13)
          34.15 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.13)
          34.16 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the IDS Center Mortgage Loan (see Exhibit 34.13)
          34.17 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 34.13)
          34.18 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
          34.13)
          34.19 Midland Loan Services, A Division of PNC Bank, National Association, as Special
          Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
          34.13)
          34.20 Pentalpha Surveillance, LLC, as Senior Trust Advisor
          34.21 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the 589 Fifth Avenue
          Mortgage Loan (see Exhibit 34.20)
          34.22 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Americold Cold
          Storage Portfolio Mortgage Loan (see Exhibit 34.20)
          34.23 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the IDS Center Mortgage
          Loan (see Exhibit 34.20)
          34.24 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the SanTan Village
          Mortgage Loan on and after August 19, 2013 (see Exhibit 34.20)
          34.25 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          34.26 Wells Fargo Bank, National Association, as Custodian
          34.27 Wells Fargo Bank, National Association, as Custodian for the 589 Fifth Avenue
          Mortgage Loan (see Exhibit 34.26)
          34.28 Wells Fargo Bank, National Association, as Custodian for the Americold Cold
          Storage Portfolio Mortgage Loan (see Exhibit 34.26)
          34.29 Wells Fargo Bank, National Association, as Custodian for the IDS Center Mortgage
          Loan (see Exhibit 34.26)
          34.30 Wells Fargo Bank, National Association, as Custodian for the SanTan Village
          Mortgage Loan prior to August 19, 2013 (see Exhibit 34.26)
          34.31 Wells Fargo Bank, National Association, as Custodian for the SanTan Village
          Mortgage Loan on and after August 19, 2013 (see Exhibit 34.26)
          34.32 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the 589 Fifth Avenue Mortgage Loan (see Exhibit 34.25)
          34.33 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the Americold Cold Storage Portfolio Mortgage Loan (see exhibit 34.25)
          34.34 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the IDS Center Mortgage Loan (see Exhibit 34.25)
          34.35 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 34.25)
          34.36 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit 34.25)



          (35) Servicer compliance statement.



          35.1 Berkadia Commercial Mortgage LLC, as Special Servicer prior to September 6, 2013
          35.2 Berkadia Commercial Mortgage LLC, as Special Servicer for the SanTan Village
          Mortgage Loan prior to August 19, 2013 (see Exhibit 35.1)
          35.3 Berkadia Commercial Mortgage LLC, as Special Servicer for the 589 Fifth Avenue
          Mortgage Loan prior to September 6, 2013 (see Exhibit 35.1)
          35.4 Berkadia Commercial Mortgage LLC, as Special Servicer for the IDS Center Mortgage
          Loan prior to September 6, 2013 (see Exhibit 35.1)
          35.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Special Servicer on and after September 6, 2013
          35.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer from August 1, 2013 to and including September 5, 2013
          35.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer for the 589 Fifth Avenue Mortgage Loan from August 1,
          2013 to and including September 5, 2013 (see Exhibit 35.6)
          35.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer for the IDS Center Mortgage Loan from August 1, 2013 to and including September 5, 2013 (see Exhibit 35.6)
          35.9 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Special Servicer for the IDS Center Mortgage Loan on and after September 6,
          2013 (see Exhibit 35.5)
          35.10 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Special Servicer for the 589 Fifth Avenue Mortgage Loan on and after September
          6, 2013 (see Exhibit 35.5)
          35.11 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Sub-Special Servicer for the SanTan Village Mortgage Loan from August 1, 2013 to and including August 18, 2013 (see Exhibit 35.6)
          35.12 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio
          Mortgage Loan
          35.13 Midland Loan Services, A Division of PNC Bank, National Association, as Master
          Servicer
          35.14 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the 589 Fifth Avenue Mortgage Loan (see Exhibit 35.13)
          35.15 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.13)
          35.16 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the IDS Center Mortgage Loan (see Exhibit 35.13)
          35.17 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 35.13)
          35.18 Midland Loan Services, A Division of PNC Bank, National Association, as Special
          Servicer for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 35.13)
          35.19 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
          35.13)
          35.20 Midland Loan Services, A Division of PNC Bank, National Association, as Special
          Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
          35.13)
          35.21 Wells Fargo Bank, National Association, as Certificate Administrator
          35.22 Wells Fargo Bank, National Association, as Certificate Administrator for the 589
          Fifth Avenue Mortgage Loan (see Exhibit 35.21)
          35.23 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Americold Cold Storage Portfolio Mortgage Loan
          35.24 Wells Fargo Bank, National Association, as Certificate Administrator for the IDS
          Center Mortgage Loan (see Exhibit 35.21)
          35.25 Wells Fargo Bank, National Association, as Certificate Administrator for the
          SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 35.21)
          35.26 Wells Fargo Bank, National Association, as Certificate Administrator for the
          SanTan Village Mortgage Loan on and after August 19, 2013


          (99.1) Mortgage Loan Purchase Agreement, dated as of July 17, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on July 17, 2013 and incorporated by reference herein)

          (99.2) Mortgage Loan Purchase Agreement, dated as of July 17, 2013, between General Electric Capital Corporation and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by General Electric Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on July 17, 2013 and incorporated by reference herein)

          (99.3) Mortgage Loan Purchase Agreement, dated as of July 17, 2013, among Redwood Commercial Mortgage Corporation, Redwood Trust, Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Redwood Commercial Mortgage Corporation (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on July 17, 2013 and incorporated by reference herein)

  (b) See Item 15(a) above.

  (c) Omitted.




                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of July 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Berkadia Commercial Mortgage Securities LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on July 17, 2013 and incorporated by reference herein)

   (4.2) Pooling and Servicing Agreement, dated as of June 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on June 25, 2013 in connection with the JPMBB 2013-C12 Transaction and incorporated by reference herein)

   (4.3) Pooling and Servicing Agreement, dated as of August 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland
   Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on August 19, 2013 in connection with the JPMBB 2013-C14 Transaction and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Berkadia Commercial Mortgage LLC, as Special Servicer prior to September 6, 2013
    33.2 Berkadia Commercial Mortgage LLC, as Special Servicer for the SanTan Village
    Mortgage Loan prior to August 19, 2013 (see Exhibit 33.1)
    33.3 Berkadia Commercial Mortgage LLC, as Special Servicer for the 589 Fifth Avenue
    Mortgage Loan prior to September 6, 2013 (see Exhibit 33.1)
    33.4 Berkadia Commercial Mortgage LLC, as Special Servicer for the IDS Center Mortgage
    Loan prior to September 6, 2013 (see Exhibit 33.1)
    33.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Special Servicer on and after September 6, 2013
    33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer from August 1, 2013 to and including September 5, 2013
    (see Exhibit 33.5)
    33.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer for the 589 Fifth Avenue Mortgage Loan from August 1,
    2013 to and including September 5, 2013 (see Exhibit 33.5)
    33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer for the IDS Center Mortgage Loan from August 1, 2013 to and including September 5, 2013 (see Exhibit 33.5)
    33.9 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Special Servicer for the IDS Center Mortgage Loan on and after September 6,
    2013 (see Exhibit 33.5)
    33.10 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Special Servicer for the 589 Fifth Avenue Mortgage Loan on and after September
    6, 2013 (see Exhibit 33.5)
    33.11 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer for the SanTan Village Mortgage Loan from August 1, 2013 to and including August 18, 2013 (see Exhibit 33.5)
    33.12 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio
    Mortgage Loan
    33.13 Midland Loan Services, A Division of PNC Bank, National Association, as Master
    Servicer
    33.14 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the 589 Fifth Avenue Mortgage Loan (see Exhibit 33.13)
    33.15 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 33.13)
    33.16 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the IDS Center Mortgage Loan (see Exhibit 33.13)
    33.17 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 33.
    13)
    33.18 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
    33.13
    33.19 Midland Loan Services, A Division of PNC Bank, National Association, as Special
    Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
    33.13)
    33.20 Pentalpha Surveillance, LLC, as Senior Trust Advisor
    33.21 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the 589 Fifth Avenue
    Mortgage Loan (see Exhibit 33.20)
    33.22 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Americold Cold
    Storage Portfolio Mortgage Loan (see Exhibit 33.20)
    33.23 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the IDS Center Mortgage
    Loan (see Exhibit 33.20)
    33.24 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the SanTan Village
    Mortgage Loan on and after August 19, 2013 (see Exhibit 33.20)
    33.25 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    33.26 Wells Fargo Bank, National Association, as Custodian
    33.27 Wells Fargo Bank, National Association, as Custodian for the 589 Fifth Avenue
    Mortgage Loan (see Exhibit 33.26)
    33.28 Wells Fargo Bank, National Association, as Custodian for the Americold Cold
    Storage Portfolio Mortgage Loan (see Exhibit 33.26)
    33.29 Wells Fargo Bank, National Association, as Custodian for the IDS Center Mortgage
    Loan (see Exhibit 33.26)
    33.30 Wells Fargo Bank, National Association, as Custodian for the SanTan Village
    Mortgage Loan prior to August 19, 2013 (see Exhibit 33.26)
    33.31 Wells Fargo Bank, National Association, as Custodian for the SanTan Village
    Mortgage Loan on and after August 19, 2013 (see Exhibit 33.26)
    33.32 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the 589 Fifth Avenue Mortgage Loan (see Exhibit 33.25)
    33.33 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the Americold Cold Storage Portfolio Mortgage Loan (see exhibit 33.25)
    33.34 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the IDS Center Mortgage Loan (see Exhibit 33.25)
    33.35 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 33.25)
    33.36 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit 33.25)


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Berkadia Commercial Mortgage LLC, as Special Servicer prior to September 6, 2013
    34.2 Berkadia Commercial Mortgage LLC, as Special Servicer for the SanTan Village
    Mortgage Loan prior to August 19, 2013 (see Exhibit 34.1)
    34.3 Berkadia Commercial Mortgage LLC, as Special Servicer for the 589 Fifth Avenue
    Mortgage Loan prior to September 6, 2013 (see Exhibit 34.1)
    34.4 Berkadia Commercial Mortgage LLC, as Special Servicer for the IDS Center Mortgage
    Loan prior to September 6, 2013 (see Exhibit 34.1)
    34.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Special Servicer on and after September 6, 2013
    34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer from August 1, 2013 to and including September 5, 2013
    (see Exhibit 34.5)
    34.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer for the 589 Fifth Avenue Mortgage Loan from August 1,
    2013 to and including September 5, 2013 (see Exhibit 34.5)
    34.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer for the IDS Center Mortgage Loan from August 1, 2013 to and including September 5, 2013 (see Exhibit 34.5)
    34.9 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Special Servicer for the IDS Center Mortgage Loan on and after September 6,
    2013 (see Exhibit 34.5)
    34.10 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
     Inc.), as Special Servicer for the 589 Fifth Avenue Mortgage Loan on and after
    September 6, 2013 (see Exhibit 34.5)
    34.11 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
     Inc.), as Sub-Special Servicer for the SanTan Village Mortgage Loan from August 1,
    2013 to and including August 18, 2013 (see Exhibit 34.5)
    34.12 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio
    Mortgage Loan
    34.13 Midland Loan Services, A Division of PNC Bank, National Association, as Master
    Servicer
    34.14 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the 589 Fifth Avenue Mortgage Loan (see Exhibit 34.13)
    34.15 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 34.13)
    34.16 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the IDS Center Mortgage Loan (see Exhibit 34.13)
    34.17 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 34.13)
    34.18 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
    34.13)
    34.19 Midland Loan Services, A Division of PNC Bank, National Association, as Special
    Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
    34.13)
    34.20 Pentalpha Surveillance, LLC, as Senior Trust Advisor
    34.21 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the 589 Fifth Avenue
    Mortgage Loan (see Exhibit 34.20)
    34.22 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Americold Cold
    Storage Portfolio Mortgage Loan (see Exhibit 34.20)
    34.23 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the IDS Center Mortgage
    Loan (see Exhibit 34.20)
    34.24 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the SanTan Village
    Mortgage Loan on and after August 19, 2013 (see Exhibit 34.20)
    34.25 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    34.26 Wells Fargo Bank, National Association, as Custodian
    34.27 Wells Fargo Bank, National Association, as Custodian for the 589 Fifth Avenue
    Mortgage Loan (see Exhibit 34.26)
    34.28 Wells Fargo Bank, National Association, as Custodian for the Americold Cold
    Storage Portfolio Mortgage Loan (see Exhibit 34.26)
    34.29 Wells Fargo Bank, National Association, as Custodian for the IDS Center Mortgage
    Loan (see Exhibit 34.26)
    34.30 Wells Fargo Bank, National Association, as Custodian for the SanTan Village
    Mortgage Loan prior to August 19, 2013 (see Exhibit 34.26)
    34.31 Wells Fargo Bank, National Association, as Custodian for the SanTan Village
    Mortgage Loan on and after August 19, 2013 (see Exhibit 34.26)
    34.32 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the 589 Fifth Avenue Mortgage Loan (see Exhibit 34.25)
    34.33 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the Americold Cold Storage Portfolio Mortgage Loan (see exhibit 34.25)
    34.34 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the IDS Center Mortgage Loan (see Exhibit 34.25)
    34.35 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 34.25)
    34.36 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit 34.25)


   (35) Servicer compliance statement.



    35.1 Berkadia Commercial Mortgage LLC, as Special Servicer prior to September 6, 2013
    35.2 Berkadia Commercial Mortgage LLC, as Special Servicer for the SanTan Village
    Mortgage Loan prior to August 19, 2013 (see Exhibit 35.1)
    35.3 Berkadia Commercial Mortgage LLC, as Special Servicer for the 589 Fifth Avenue
    Mortgage Loan prior to September 6, 2013 (see Exhibit 35.1)
    35.4 Berkadia Commercial Mortgage LLC, as Special Servicer for the IDS Center Mortgage
    Loan prior to September 6, 2013 (see Exhibit 35.1)
    35.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Special Servicer on and after September 6, 2013
    35.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer from August 1, 2013 to and including September 5, 2013
    35.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer for the 589 Fifth Avenue Mortgage Loan from August 1,
    2013 to and including September 5, 2013 (see Exhibit 35.6)
    35.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer for the IDS Center Mortgage Loan from August 1, 2013 to and including September 5, 2013 (see Exhibit 35.6)
    35.9 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Special Servicer for the IDS Center Mortgage Loan on and after September 6,
    2013 (see Exhibit 35.5)
    35.10 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Special Servicer for the 589 Fifth Avenue Mortgage Loan on and after September
    6, 2013 (see Exhibit 35.5)
    35.11 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Sub-Special Servicer for the SanTan Village Mortgage Loan from August 1, 2013 to and including August 18, 2013 (see Exhibit 35.6)
    35.12 LNR Partners, LLC, as Special Servicer for the Americold Cold Storage Portfolio
    Mortgage Loan
    35.13 Midland Loan Services, A Division of PNC Bank, National Association, as Master
    Servicer
    35.14 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the 589 Fifth Avenue Mortgage Loan (see Exhibit 35.13)
    35.15 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Americold Cold Storage Portfolio Mortgage Loan (see Exhibit 35.13)
    35.16 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the IDS Center Mortgage Loan (see Exhibit 35.13)
    35.17 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 35.13)
    35.18 Midland Loan Services, A Division of PNC Bank, National Association, as Special
    Servicer for the SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 35.13)
    35.19 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
    35.13)
    35.20 Midland Loan Services, A Division of PNC Bank, National Association, as Special
    Servicer for the SanTan Village Mortgage Loan on and after August 19, 2013 (see Exhibit
    35.13)
    35.21 Wells Fargo Bank, National Association, as Certificate Administrator
    35.22 Wells Fargo Bank, National Association, as Certificate Administrator for the 589
    Fifth Avenue Mortgage Loan (see Exhibit 35.21)
    35.23 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Americold Cold Storage Portfolio Mortgage Loan
    35.24 Wells Fargo Bank, National Association, as Certificate Administrator for the IDS
    Center Mortgage Loan (see Exhibit 35.21)
    35.25 Wells Fargo Bank, National Association, as Certificate Administrator for the
    SanTan Village Mortgage Loan prior to August 19, 2013 (see Exhibit 35.21)
    35.26 Wells Fargo Bank, National Association, as Certificate Administrator for the
    SanTan Village Mortgage Loan on and after August 19, 2013


   (99.1) Mortgage Loan Purchase Agreement, dated as of July 17, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on July 17, 2013 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of July 17, 2013, between General Electric Capital Corporation and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by General Electric Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on July 17, 2013 and incorporated by reference herein)

   (99.3) Mortgage Loan Purchase Agreement, dated as of July 17, 2013, among Redwood Commercial Mortgage Corporation, Redwood Trust, Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Redwood Commercial Mortgage Corporation (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on July 17, 2013 and incorporated by reference herein)